Form 10-K
period 2006-12-31
Bear Stearns ALT-A Trust 2006-5
filed 2007-04-02
CIK 1367578

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-132232-12

       Bear Stearns ALT-A Trust 2006-5
       (exact name of issuing entity as specified in its charter)

       Structured Asset Mortgage Investments II Inc.
       (exact name of the depositor as specified in its charter)

       EMC Mortgage Corporation
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2197417
  (State or other jurisdiction of                   54-2197418
  incorporation or organization)                    54-2197419
                                                    54-2197420
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

             None.


  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, Countrywide Home Loans Servicing LP Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.


  Item 1123 of Regulation AB, Servicer Compliance Statement.

            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV



  Item 15. Exhibits, Financial Statement Schedules.

      (a) Exhibits

    (4.1) Pooling and Servicing Agreement, dated as of July 1, 2006 among
          Structured Asset Mortgage Investments II Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and securities administrator, EMC Mortgage Corporation, as seller, and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on August 15, 2006 and is hereby incorporated by reference into this report on Form 10-K).

    (4.2) Amendment No. 1, dated as of October 24, 2006 among Structured Asset
          Mortgage Investments II Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and securities administrator, EMC Mortgage Corporation, as seller, and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on October 24, 2006 and is hereby incorporated by reference into this report on Form 10-K)



     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation <F1>
      b) Assurant Inc. as Sub-Contractor for First Horizon Home Loan Corporation <F2>
      c) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F2>
      d) Assurant Inc. as Sub-Contractor for U.S. Bank Home Mortgage <F2>
      e) Countrywide Home Loans Servicing LP, as Servicer <F1>
      f) EMC Mortgage Corporation, as Servicer <F1>
      g) EverHome Mortgage Company, as Servicer <F2>
      h) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F2>
      j) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for U.S. Bank Home Mortgage <F2>
      j) First Horizon Home Loan Corporation, as Servicer <F2>
      k) First Tennessee Bank National Association as Sub-Contractor for First Horizon Home Loan Corporation <F2>
      l) Global Realty Outsourcing, Inc. as Sub-Contractor for First Horizon Home Loan Corporation <F2>
      m) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F2>
      n) GreenPoint Mortgage Funding, Inc., as Servicer <F2>
      o) HomeBanc Mortgage Corporation, as Servicer <F2>
      p) HSBC Mortgage Corporation, USA, as Servicer <F2>
      q) IndyMac Bank, F.S.B., as Servicer <F2>
      r) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F1>
      s) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F2>
      t) MidAmerica Bank, FSB, as Servicer <F2>
      u) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F2>
      v) PHH Mortgage Corporation, as Servicer <F2>
      w) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F2>
      x) Total Mortgage Solutions as Sub-Contractor for First Horizon Home Loan Corporation <F2>
      y) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian <F1>
      z) U.S. Bank Home Mortgage, as Servicer <F2>
     aa) Wells Fargo Bank, N.A., as Servicer <F2>
     bb) Wells Fargo Bank, N.A., as Master Servicer <F1>
     cc) Wells Fargo Bank, N.A., as Securities Administrator <F1>
     dd) Wells Fargo Bank, N.A., as Custodian <F1>
     ee) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation <F2>
     ff) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F2>
     gg) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation <F2>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation <F1>
      b) Assurant Inc. as Sub-Contractor for First Horizon Home Loan Corporation <F2>
      c) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F2>
      d) Assurant Inc. as Sub-Contractor for U.S. Bank Home Mortgage <F2>
      e) Countrywide Home Loans Servicing LP, as Servicer <F1>
      f) EMC Mortgage Corporation, as Servicer <F1>
      g) EverHome Mortgage Company, as Servicer <F2>
      h) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F2>
      i) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for U.S. Bank Home Mortgage <F2>
      j) First Horizon Home Loan Corporation, as Servicer <F2>
      k) First Tennessee Bank National Association as Sub-Contractor for First Horizon Home Loan Corporation <F2>
      l) Global Realty Outsourcing, Inc. as Sub-Contractor for First Horizon Home Loan Corporation <F2>
      m) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F2>
      n) GreenPoint Mortgage Funding, Inc., as Servicer <F2>
      o) HomeBanc Mortgage Corporation, as Servicer <F2>
      p) HSBC Mortgage Corporation, USA, as Servicer <F2>
      q) IndyMac Bank, F.S.B., as Servicer <F2>
      r) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F1>
      s) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F2>
      t) MidAmerica Bank, FSB, as Servicer <F2>
      u) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F2>
      v) PHH Mortgage Corporation, as Servicer <F2>
      w) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F2>
      x) Total Mortgage Solutions as Sub-Contractor for First Horizon Home Loan Corporation <F2>
      y) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian <F1>
      z) U.S. Bank Home Mortgage, as Servicer <F2>
     aa) Wells Fargo Bank, N.A., as Servicer <F2>
     bb) Wells Fargo Bank, N.A., as Master Servicer <F1>
     cc) Wells Fargo Bank, N.A., as Securities Administrator <F1>
     dd) Wells Fargo Bank, N.A., as Custodian <F1>
     ee) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation <F2>
     ff) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F2>
     gg) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation <F2>


     (35) Servicer compliance statement.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation <F4>
      b) Assurant Inc. as Sub-Contractor for First Horizon Home Loan Corporation <F4>
      c) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F4>
      d) Assurant Inc. as Sub-Contractor for U.S. Bank Home Mortgage <F4>
      e) Countrywide Home Loans Servicing LP, as Servicer <F1>
      f) EMC Mortgage Corporation, as Servicer <F1>
      g) EverHome Mortgage Company, as Servicer <F3>
      h) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA <F4>
      i) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for U.S. Bank Home Mortgage <F4>
      j) First Horizon Home Loan Corporation, as Servicer <F3>
      k) First Tennessee Bank National Association as Sub-Contractor for First Horizon Home Loan Corporation <F4>
      l) Global Realty Outsourcing, Inc. as Sub-Contractor for First Horizon Home Loan Corporation <F4>
      m) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer <F3>
      n) GreenPoint Mortgage Funding, Inc., as Servicer <F3>
      o) HomeBanc Mortgage Corporation, as Servicer <F3>
      p) HSBC Mortgage Corporation, USA, as Servicer <F3>
      q) IndyMac Bank, F.S.B., as Servicer <F3>
      r) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation <F4>
      s) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F4>
      t) MidAmerica Bank, FSB, as Servicer <F3>
      u) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F4>
      v) PHH Mortgage Corporation, as Servicer <F3>
      w) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F4>
      x) Total Mortgage Solutions as Sub-Contractor for First Horizon Home Loan Corporation <F4>
      y) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian <F4>
      z) U.S. Bank Home Mortgage, as Servicer <F3>
     aa) Wells Fargo Bank, N.A., as Servicer <F3>
     bb) Wells Fargo Bank, N.A., as Master Servicer <F1>
     cc) Wells Fargo Bank, N.A., as Securities Administrator <F1>
     dd) Wells Fargo Bank, N.A., as Custodian <F4>
     ee) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomeBanc Mortgage Corporation <F4>
     ff) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F4>
     gg) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomeBanc Mortgage Corporation <F4>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant serviced less than 5% of the deal and is not required under Regulation AB to provide such documentation.

  <F3> The Servicing Participant serviced less than 10% of the deal and is not required under Regulation AB to provide such documentation.

  <F4> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bear Stearns ALT-A Trust 2006-5
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Dawn Hammond
    Dawn Hammond, Vice President

    Date: April 1, 2007


  Exhibit Index

  Exhibit No.

  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      e) Countrywide Home Loans Servicing LP, as Servicer
      f) EMC Mortgage Corporation, as Servicer
      r) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      y) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian
     bb) Wells Fargo Bank, N.A., as Master Servicer
     cc) Wells Fargo Bank, N.A., as Securities Administrator
     dd) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      e) Countrywide Home Loans Servicing LP, as Servicer
      f) EMC Mortgage Corporation, as Servicer
      r) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      y) Treasury Bank, a division of Countrywide Bank, N.A., as Custodian
     bb) Wells Fargo Bank, N.A., as Master Servicer
     cc) Wells Fargo Bank, N.A., as Securities Administrator
     dd) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      e) Countrywide Home Loans Servicing LP, as Servicer
      f) EMC Mortgage Corporation, as Servicer
     bb) Wells Fargo Bank, N.A., as Master Servicer
     cc) Wells Fargo Bank, N.A., as Securities Administrator



I, Dawn Hammond, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bear Stearns ALT-A Trust 2006-5 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Countrywide Home Loans Servicing LP as Servicer, EMC Mortgage Corporation as Servicer, EverHome Mortgage Company, as Servicer, First Horizon Home Loan Corporation, as Servicer, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, HomeBanc Mortgage Corporation, as Servicer, HSBC Mortgage Corporation, USA, as Servicer, IndyMac Bank, F.S.B., as Servicer, MidAmerica Bank, FSB, as Servicer, PHH Mortgage Corporation, as Servicer and U.S. Bank Home Mortgage, as Servicer.


     Dated: April 1, 2007

     /s/ Dawn Hammond
     Signature

     Vice President
     Title




EX-33 (a)

REPORT ON ASSESSMENT OF COMPLIANCE WITH
section 1122(d)(2)(vi) and section 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA


American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in section 1122(d)(2)(vi), section 1122(d)(4)(xi) and section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with section 1122(d)(2)(vi) and section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.




/s/ John Frobose
By: John Frobose
Senior Vice President


Date: February 23, 2007





EX-33 (e)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (f)
(logo)EMC
Mortgage Corporation
Proven Performance

Certification Regarding Compliance with Applicable Servicing Criteria


1. EMC Mortgage Corporation ("EMC") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform");


2. Except as set forth in paragraph 3 below, EMC used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;


3. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to EMC based on the activities it performs, directly or through its Vendors, with respect to the Platform;


4. EMC has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;


5. Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on EMC's assessment of compliance with the applicable servicing criteria for the Reporting Period.

/s/ John Vella
John Vella
President and Chief Executive Officer

March 12, 2007


2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) Member
Mortgage Bankers Association of America


(page)

Appendix A


SERVICING CRITERIA                                                          APPLICABLE                                 INAPPLICABLE
                                                                            SERVICING CRITERIA                         SERVICING
                                                                                                                       CRITERIA
                                                              Performed    Performed by     Performed by
                                                              Directly     Sub-Servicer(s)  Sub-Servicer(s) or
                                                              By           for              Vendor(s) for
                                                              EMC          which EMC is     which EMC is
Reference               Criteria                                           the Responsible  NOT the
                                                                           Party            Responsible Party

General Servicing Consideration

1122(d)(1)(i)   Polices and procedures are instituted          X
                to monitor any performance or other
                triggers and events of default in
                accordance with the transaction
                agreements.

1122(d)(1)(ii)  If any material servicing activities
                are outsourced to third parties,               X
                policies and procedures are
                instituted to monitor the third
                party's performance and compliance
                with such servicing activities.

1122(d)(1)(iii) Any requirements in the transaction
                agreements to maintain a back-up                                                                           X
                servicer for the mortgage loans
                are maintained.

1122(d)(1)(iv)  A fidelity bond and errors and
                omissions policy is in effect on                X
                the party participating in the
                servicing function throughout the
                reporting period in the amount of
                coverage required by and otherwise in
                accordance with the terms of the
                transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)   Payments on mortgage loans are
                deposited into the appropriate                  X
                custodial bank accounts and related
                bank clearing accounts no more than
                two business days following receipt,
                or such other number of days
                specified in the transaction agreements.

1122(d)(2)(ii)  Disbursements made via wire transfer on         X
                behalf of an obligor or to an investor
                are made only by authorized personnel.

1122(d)(2)(iii) Advances of funds or guarantees regarding
                collections, cash flows or distributions,       X
                and any interest or other fees charged for
                such advances, are made, reviewed and
                approved as specified in the transaction
                agreements.

1122(d)(2)iv)   The related accounts for the transaction,
                such as cash reserve accounts or accounts        X
                established as a form of overcollateralization.
                are separately maintained (e.g. with
                respect to commingling of cash) as set
                forth in the transaction agreements.

1122(d)(2)(v)   Each custodial account is maintained at a
                federally insured depository institution as set  X
                forth in the transaction agreements. For
                purposes of this criterion, "federally insured
                depository institutions" with respect to a
                foreign financial institution means a foreign
                financial that meets the requirements of Rule
                13k-1(b)(1) of the Securities Exchange Act.


(page)

Appendix A (page 2)

Servicing Criteria
                                                                                APPLICABLE                           INAPPLICABLE
                                                                             SERVICING CRITERIA                         SERVICING
                                                                                                                        CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Cash Collection and Administration (con't)

1122(d)(2)(vi)   Un-issued checks are safeguarded                X                                     X
                 so as to prevent unauthorized access.

1122(d)(2)vii)  Reconciliations are prepared on a monthly
                basis for all asset-backed securities related    X
                bank accounts, including custodial accounts
                and related bank clearing accounts. These
                reconciliations are (A) mathematically
                accurate; (B) prepared within 30 calendar
                days after the bank statement cutoff date, or
                such other number of days specified in the
                transaction agreements; (C) reviewed and
                approved by someone other than the person
                who prepared the reconciliation; items are
                resolved within 90 calendar days of their
                original identification, or such other number
                of days specified in the transaction
                agreements.

Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those
                to be filed with the Commission, are              X
                maintained in accordance with the
                transaction agreements and applicable
                Commission requirements. Specifically,
                such reports (A) are prepared in
                accordance with timeframes and other
                terms set forth in the transaction
                agreements; C)1 are filed with the
                Commission as required by its rules
                and regulations; and (D) agree with
                investors' or the trustee's records as
                to the total unpaid principal balance and
                number of mortgage loans serviced by the
                Servicer.

1122(d)(3)(ii)  Amounts due to investors are allocated
                and remitted in accordance with                   X
                timeframes, distribution priority
                and other terms set forth in the
                transaction agreements.

1122(d)(3)(iii) Disbursements made to an investor
                are posted within two business                     X
                days to the Servicer's investor
                records, or such other number
                of days specified in the
                transaction agreements.

1122(d)(3)(iv)  Amounts remitted to investors
                per the investor reports agree                     X
                with cancelled checks, or other
                form of payment, or custodial bank
                statements.

Pool Asset Administration

1122(d)(4)(i)   Collateral or security on mortgage
                loans is maintained as required by                 X
                the transaction agreements or
                related mortgage loan documents.

1 EMC is not responsible for filing reports with the Commission as included in this criterion. The responsibility lies with the Securities Administrator or the Trustee depending on the specific transaction agreements.


Appendix A (page 3)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party

Pool Asset Administration (con't)

1122(d)(4)(ii)   Mortgage loan and related documents
                 are safeguarded as required by the               X
                 transaction agreements.

1122(d)(4)(iii)  Any additions, removals or
                 substitutions to the asset                       X
                 pool are made, reviewed and
                 approved in accordance with
                 any conditions or requirements
                 in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including
                 any payoffs, made in accordance with             X
                 the related mortgage loan documents
                 are posted to the Servicer's obligor
                 records maintained no more than two
                 business days after receipt, or such
                 other number of days specified in the
                 transaction agreements, and allocated to
                 principal, interest or other items (e.g.,
                 escrow) in accordance with the related
                 mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the
                 mortgage loans agree with the Servicer's         X
                 records with respect to an obligor's
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or
                 status of an obligor's mortgage loans            X
                 (e.g., loan modifications or re-agings)
                 are made reviewed and approved by
                 authorized personnel in accordance
                 with the transaction agreements and
                 related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions
                 (e.g., forbearance plans, modifications          X
                 and deed in lieu of foreclosure,
                 foreclosures and repossessions, as
                 applicable) are initiated, conducted
                 and concluded in accordance with the
                 timeframes or other requirements
                 established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are
                 maintained during the period a mortgage          X
                 loan is delinquent in accordance with the
                 transaction agreements. Such records are
                 maintained on a least a monthly basis, or
                 such other period specified in the transaction
                 agreements, and describe the entity's
                 activities in monitoring delinquent mortgage
                 loans including, for example, phone calls,
                 letters and payment rescheduling plans in
                 cases where delinquency is deemed
                 temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates
                 of return for mortgage loans with                X
                 variable rates are computed based on
                 the related mortgage loan documents.


Appendix A (page 4)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                                 Performed     Performed by        Performed by
                                                                 Directly      Sub-Servicer(s)     Sub-Servicer(s) or
                                                                 By            for                 Vendor(s) for
                                                                 EMC           which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Pool Asset Administration (con't)

1122(d)(4)(x)    Regarding any funds held in trust for an
                 obligor (such as escrow accounts): (A) such          X
                 funds are analyzed, in accordance with the
                 obligor's mortgage loan documents, on a
                 least an annual basis, or such other period
                 specified n the transaction agreements; (B)
                 interest on such funds is paid, or credited, to
                 obligors in accordance with applicable
                 mortgage loan documents and state laws;
                 and (C) such funds are returned to the
                 obligor within 30 calendar days of full
                 repayment of the related mortgage loans, or
                 such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor
                 (such as tax or insurance payments) are              X
                 made on or before the related penalty or
                 expiration dates, as indicated on the
                 appropriate bills or notices for such
                 payments, provided that such support has
                 been received by the servicer at least 30
                 calendar days prior to these dates, or such
                 other number of days specified in the
                 transaction agreements.

1122(d)(4)(xii)  Any late payments penalties in connection
                 with any payment to be made on behalf of             X
                 an obligor are paid from the Servicer's
                 funds and not charged to the obligor,
                 unless the late payment was due to the
                 obligor's error or omission.


1122(d)(4)(xiii) Disbursements made on behalf of an obligor
                 are posted within two business days to the           X                                X
                 obligor's records maintained by the Servicer,
                 or such other numbers of days specified in
                 the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible
                 accounts are recognized and recorded in              X
                 accordance with the transaction agreements.

1122(d)(4)(xv)   Any External enhancement or other support,
                 identified in Item 1114(a)(1) through (3)            X
                 or - Item 1115 of Regulation AB, is maintained
                 as set forth in the transaction agreements.


(page)


Exhibit B


Describe material instances of noncompliance:
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material instances of noncompliance by Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material deficiencies if EMC's polices and procedures to monitor Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE






EX-33 (r)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4)(xi) and 1122(d)(4)(xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.



By: /s/ Bob Ige
Name: Bob Ige
Its: Executive Vice President





EX-33 (y)
(logo) TREASURY BANK
a division of Countrywide Bank, N.A.

4100 EAST LOS ANGELES AVENUE
MS: TB-SIMI
SIMI VALLEY, CA 93063

(805) 577-6011
(805) 577-6069 FAX


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Treasury Bank, a division of Countrywide Bank, N.A. (the "Company") provides this platform-level assessment, for which the Company participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) HELOC and other residential mortgage-backed securities issued on or after January 1, 2006 for which the Company provides custodial operations of pool assets and related documents, collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. For purposes of this assessment, the publicly-issued residential mortgage-backed securities transactions included in the Company's servicing platform for the following period are described on the attached Schedule A.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: Regulation AB Items 1122(d)(4)(i) and 1122(d)(4)(ii). The Company has determined that no other servicing criteria are applicable to the activities it performs with respect to the Platform.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule B hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


TREASURY BANK, A DIVISION OF
COUNTRYWIDE BANK, N.A.

By: /s/ Teresita Que
Teresita Que

Its:    Executive Vice President


Dated: February 28, 2007


By: /s/ Maria S. Garner
Maria S. Garner

Its:    First Vice President


Dated: February 28, 2007


(page)


Schedule A


List of Residential Mortgage-Backed Securities Defined by Management As Constituting the Platform


CWHEQ Revolving Home Equity Loan Trust, Series 2006-A

CWHEQ Revolving Home Equity Loan Trust, Series 2006-B

CWHEQ Revolving Home Equity Loan Trust, Series 2006-C

CWHEQ Revolving Home Equity Loan Trust, Series 2006-D

CWHEQ Revolving Home Equity Loan Trust, Series 2006-E

CWHEQ Revolving Home Equity Loan Trust, Series 2006-F

CWHEQ Revolving Home Equity Loan Trust, Series 2006-G

CWHEQ Revolving Home Equity Loan Trust, Series 2006-H

CWHEQ Revolving Home Equity Loan Trust, Series 2006-I

BSALTA 2006-5

BSALTA 2006-6

BSALTA 2006-7

BSARM 2006-4

SAMI 2006-AR4

SAMI 2006-AR6

SAMI 2006-AR7

SAMI 2006-AR8


(page)


Schedule B


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the Applicable Servicing Criteria as of and for the year ended December 31, 2006.



(logo) MEMBER
       FDIC

(logo) EQUAL HOUSING
       LENDER





EX-33 (bb)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE




EX-33 (cc)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE




EX-33 (dd)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007




EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com



Report of Independent Registered Public Accounting Firm


To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may


1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007


2





EX-34 (e)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) Deloitte

Deloitte & Touche LLP
JPMorgan Chase Tower
2200 Ross Avenue, Suite 1600
Dallas, TX 75201-6778
USA
Tel: +1 214 840 7000
www.deloitte.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
EMC Mortgage Corporation

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that EMC Mortgage Corporation (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant in the Securities Act of 1933 (the Platform) as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), (d)(3)(i)C,
(d)(4)(xi) and (d)(4)(xii) which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 is fairly stated, in all material respects.

/s/ Deloitte & Touch LLP

March 12, 2007


Member of
Deloitte Touche Tohmatsu





EX-34 (r)
(logo) Grant Thornton
Accountants and Business Advisors



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ Grant Thorton LLP

Irvine, CA
February 20, 2007



18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International





EX-34 (y)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568



Report of Independent Registered Public Accounting Firm



The Board of Directors
Countrywide Bank:


We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Treasury Bank, a division of Countrywide Bank, N.A. (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued HELOC and other residential mortgage-backed securities issued on or after January 1, 2006 (the Platform), specifically Item 1122(d)(4)(i) and 1122(d)(4)(ii), for which the Company provides custodial operations of pool assets and related documents, as of and for the year ended December 31, 2006. The Company has determined that no other servicing criteria are applicable to the activities it performs with respect to the Platform. Schedule A to the Assessment of Compliance with Applicable Servicing Criteria lists the individual asset-backed transactions and securities identified by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.



/s/ KPMG LLP

Los Angeles, California
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


2




EX-34 (bb)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (cc)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007




EX-34 (dd)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.






EX-35 (e)

(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide LP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1





EX-35 (f)
(logo) EMC
Mortgage Corporation
Proven Performance

ITEM 1123 ANNUAL STATEMENT OF COMPLIANCE

EMC MORTGAGE CORPORATION

I, John Vella, President and Chief Executive Officer of EMC Mortgage Corporation ("EMC") as servicer pursuant to the Bear Stearns ALT-A Trust 2006-5 Agreement (the "Agreement") hereby certify that:

1. A review of EMC's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the ""Reporting Period") and EMC's performance under the Agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, EMC has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March 2007.

BY: /s/ John Vella
John Vella
President and Chief Executive Officer



2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) MBA
Member
Mortgage Bankers
Association of America





EX-35 (bb)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000


March 20, 2007

Structured Asset Mortgage Investments II Inc.
245 Park Avenue
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns ALT-A Trust 2006-5

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 7/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of each such party during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.




EX-35 (cc)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 26, 2007

Wells Fargo Bank, NA
9062 Old Annapolis Road
Columbia, MD 21045

RE: Annual Statement As To Compliance for Bear Stearns ALT-A Trust 2006-5

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 7/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of each such party during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.




Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A


Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.